Form 10-Q
period 2026-03-31
Samos Energy Acquisition Corp
filed 2026-08-24
CIK 2125567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43392

SAMOS ENERGY ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1919529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 Fifth Avenue, 4th Floor, Suite 1051 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 329-9903

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one warrant	SAMO.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SAMO	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SAMO.WS	New York Stock Exchange

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 24, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SAMOS ENERGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

MARCH 31, 2026

(UNAUDITED)

ASSETS
Current assets
Cash	$21,830
Prepaid expenses	40,750
Total Current Assets	62,580

Deferred offering costs	508,380
TOTAL ASSETS	$570,960

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities
Current liabilities
Accrued expenses	$15,973
Accrued offering costs	181,570
Promissory note – related party	50,000
Total current liabilities	247,543

Deferred legal fees	326,810
Total Liabilities	574,353

Commitments and Contingencies (Note 5)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(28,393)
Total Shareholder’s Deficit	(3,393)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$570,960

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

 FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Formation, general, and administrative costs	$28,393
Loss from operations	(28,393)

Net loss	$(28,393)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	5,000,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 27, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(28,393)	(28,393)

Balance – March 31, 2026	—	$—	5,750,000	$575	$24,425	$(28,393)	$(3,393)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(28,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(40,750)
Accrued expenses	15,973
Net cash used in operating activities	(53,170)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note – related party	50,000
Net cash provided by financing activities	75,000

Net Change in Cash	21,830
Cash – Beginning of period	—
Cash – End of period	$21,830

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$181,570
Deferred offering costs included in deferred legal fees	$326,810

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General

Samos Energy Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on January 27, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company intends to search for a target business with significant international energy assets that are operational and cash generative, which may provide opportunities for attractive risk-adjusted returns and benefits from increased demand in energy. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from January 27, 2026 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company’s Initial Public Offering became effective on July 9, 2026. On July 13, 2026, the Company consummated the initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units,” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

The Company’s sponsor is Samos Energy Acquisition Sponsor, LP (the “Sponsor”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering (“Cantor”), at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in a private placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants.

Total transaction costs incurred amounted to $18,075,702, consisting of $4,000,000 of cash underwriting fees, $9,800,000 of deferred underwriting fees, $1,283,702 of other offering costs, and $2,992,000 aggregate fair value of the 1,600,000 Founder Shares (as defined in Note 4) issued to non-managing sponsor investors at $1.87 per share.

The Trust Account

Following the closing of the Initial Public Offering on July 13, 2026 and the concurrent sale of the Private Placement Warrants, $230,000,000 ($10.00 per Unit) consisting of the proceeds from the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was deposited into the United States (“U.S.”) based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations or in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association will provide that, other than the withdrawal of interest earned on the Trust Account to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 1 — Description of Organization and Business Operations (cont.)

Initial Business Combination

The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under the NYSE rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if it obtains the approval of an ordinary resolution for such Initial Business Combination under Cayman Islands law, or such higher approval threshold as may be required by law. However, in no event will the Company redeem the Public Shares if such redemption would cause the Public Shares to become a “penny stock” as such term is defined in Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for Public Shares in connection with an Initial Business Combination, a holder of Public Shares will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, and have not held a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to extend the amount of time it will have to consummate an Initial Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to the availability of legally available funds to effect such redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 4) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s officers or directors acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing global conflicts. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 1 — Description of Organization and Business Operations (cont.)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions and subsequent sanctions or related actions, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the issuance of Founder Shares (as defined in Note 4) and borrowings under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of March 31, 2026, the Company had cash of $21,830 and a working capital deficit of $184,963.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management considered the Company’s liquidity position and expected cash requirements. On July 13, 2026, the Company consummated its Initial Public Offering and sale of Private Placement Warrants. Upon the closing of these transactions, proceeds remaining after the deposit of funds into the Trust Account and payment or accrual of offering costs and other expenses became available to fund the Company’s working capital needs. In addition, amounts initially paid or funded by the Sponsor on the Company’s behalf were remitted to the Company on July 17, 2026. Based on the completion of the Initial Public Offering and the sale of the Private Placement Warrants, management believes the Company has sufficient liquidity to meet its working capital requirements and obligations for at least one year from the date the accompanying unaudited condensed financial statements are issued.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 14, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2026. The interim results for the period from January 27, 2026 (inception) through March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $21,830 and did not have cash equivalents as of March 31, 2026.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Warrants

The Company will evaluate the Public and Private Warrants issued in connection with its Initial Public Offering and related private placement under the guidance of FASB ASC Topic 815, “Derivatives and Hedging” and FASB ASC Topic 480, to determine the appropriate classification upon issuance. As of March 31, 2026, no warrants had been issued or were outstanding.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting and other costs incurred through the unaudited condensed balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering on July 13, 2026, offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants are charged to shareholder’s deficit. Offering costs allocated to the Public Shares are charged against the carrying value of Public Shares subject to possible redemption upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Class B Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares for periods presented were reduced for the effect of an aggregate of 750,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 4). For the period from January 27, 2026 (inception) through March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 at inception.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). FASB ASC Topic 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on July 13, 2026, the Company sold 23,000,000 Units, including 3,000,000 Units as a result of the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6). Each Public Warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Related Party Transactions

Founder Shares

On March 4, 2026, the Company issued an aggregate of 5,750,000 Class B ordinary shares, $0.0001 par value, of the Company (the “Founder Shares”) in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor. The Founder Shares include an aggregate of up to 750,000 shares that were subject to forfeiture by the holders thereof depending on the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increased or decreased the size of the Initial Public Offering, the Company would effect a share dividend or share surrender, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shares prior to the Initial Public Offering at 20% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

Subject to each non-managing sponsor investor purchasing, through an investment in the Sponsor, the Private Placement Warrants allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued, to the non-managing sponsor investors, limited partner interests entitling such investors to the economics of an aggregate of 1,600,000 of the Founder Shares held by the Sponsor and purchased by the Sponsor at a nominal purchase price of $0.004 per share, representing 27.8% of the Founder Shares held by the Sponsor, and 2,000,000 of the 4,000,000 Private Placement Warrants purchased by the Sponsor, such warrants representing in the aggregate, 50.0% of the Private Placement Warrants held by the Sponsor. No new Founder Shares were issued to the Sponsor. Because this issuance is treated by the Company as a transfer by the Sponsor to such non-managing sponsor investors of a portion of the Founder Shares, the Company evaluated whether the transfer was within the scope of SEC’s Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering,” which indicates that “Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”. This issuance to the non-managing sponsor investors for interests in the Sponsor represents an indirect interest up to 1,600,000 of the 5,750,000 Founder Shares as of July 13, 2026. The total fair value of the 1,600,000 Founder Shares on July 13, 2026, was $2,992,000 or $1.87 per share. The Company established the initial fair value of the Founder Shares on July 13, 2026, using a Monte Carlo Simulation Model, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of an Initial Business Combination, the probability of the Initial Public Offering, and other variables. The primary assumptions used in the valuation of Founder Shares were (i) implied share price of $9.84, (ii) expected term to an Initial Business Combination of 2 years, (iii) the risk-free rate of 4.43%, (iv) selected volatility of 22.5%, and (v) probability of an Initial Business Combination and market adjustment of 19.0%. The fair value of Founder Shares issued to non-managing sponsor investors, or $2,992,000 was recorded as an offering cost and was allocated solely to permanent equity and was charged to additional paid-in capital (to the extent available) and then accumulated deficit.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 4 — Related Party Transactions (cont.)

The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Public Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor pursuant to written agreements, purchased in a private placement an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or Cantor or their permitted transferees, the Private Placement Warrants (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Initial Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) are entitled to registration rights, and (v) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

Promissory Note — Related Party

On March 4, 2026, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of (i) 180 days or (ii) the consummation of the Initial Public Offering. As of March 31, 2026, there was $50,000 outstanding under the Promissory Note. Subsequently, on July 13, 2026, the Company borrowed a total of $156,280 under the Note, which became due and payable upon the closing of the Initial Public Offering. On July 17, 2026, the Company settled the outstanding borrowings in full under the Note. Borrowings under the Note are no longer available as of the closing of the Initial Public Offering.

Administrative Support Agreement

Subsequent to March 31, 2026, the Company entered into an agreement with the Sponsor commencing on July 10, 2026, the date on which the Company’s securities are first listed on the New York Stock Exchange (“NYSE”), through the earlier of the Company’s consummation of Initial Business Combination or its liquidation, to reimburse the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. As of March 31, 2026, no amount had been incurred and accrued for these services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including the exercise price, exercisability, and the exercise period. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the Company’s Initial Business Combination, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Public Shares) pursuant to a registration rights agreement signed on July 10, 2026. These holders will be entitled to certain demand and “piggyback” registration rights. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the underwriters may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with registering these securities.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On July 13, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters are entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters in cash at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to deferred underwriting fees of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $9,800,000 in the aggregate payable upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement executed on July 10, 2026.

Deferred Legal Fees

As of March 31, 2026, the Company had a total of $326,810 of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal counsel upon consummation of an Initial Business Combination. The deferred legal fees are classified as a non-current liability in the accompanying unaudited condensed balance sheet.

Note 6 — Shareholder’s Deficit

Preference shares

The Company is authorized to issue a total of 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 4, 2026, the Company issued an aggregate of 5,750,000 Class B ordinary shares in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor. The Founder Shares include an aggregate of up to 750,000 shares that were subject to forfeiture by the holders thereof depending on the extent that the over-allotment option was not exercised in full by the underwriters. On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture. As of March 31, 2026, there were 5,750,000 Class B ordinary shares issued and outstanding.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 6 — Shareholder’s Deficit (cont.)

Warrants

As of March 31, 2026, no warrants had been issued or were outstanding. Subsequent to March 31, 2026, in connection with the Initial Public Offering and concurrent private placement completed on July 13, 2026, the Company issued Public Warrants and Private Placement Warrants.

Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. The Private Placement Warrants held by Cantor will not be exercisable after the fifth anniversary of the effective date of the Company’s initial registration statement, in accordance with FINRA Rule 5110(g)(8). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

The exercise price of each warrant is $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Public Shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per Public Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average last reported trading price of the Public Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (such price, the “market value”) is below the Newly Issued Price, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of the Initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Public Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company will register the issuance of Class A ordinary shares that are issuable upon exercise of the warrants because the warrants will become exercisable 30 days after the completion of the Initial Business Combination, which may be within one year of the Initial Public Offering. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. The Private Placement Warrants held by Cantor Fitzgerald & Co. will not be exercisable after the fifth anniversary of the effective date of the Company’s initial registration statement, in accordance with FINRA Rule 5110(g)(8). On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

Beginning 120 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the last sale price of the Public Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants for cash unless a registration statement under the Securities Act covering the Public Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Public Shares is available throughout such 30 trading day period and the 30-day redemption period. If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 6 — Shareholder’s Deficit (cont.)

None of the Private Placement Warrants will be redeemable by the Company. No fractional Public Shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Public Shares to be issued to the holder.

Note 7 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

March 31, 2026
Cash	$21,830
Prepaid expenses	$40,750
Deferred offering costs	$508,380

For the Period from January 27, 2026 (Inception) through March 31, 2026
Formation, general, and administrative costs	$28,393

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete an Initial Business Combination or similar transaction within 24-month period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering became effective on July 9, 2026.

The Company entered into an agreement with the Sponsor commencing on July 10, 2026, the date on which the Company’s securities are first listed on the NYSE, through the earlier of the Company’s consummation of Initial Business Combination or its liquidation, to reimburse the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support.

SAMOS ENERGY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Note 8 — Subsequent Events (cont.)

On July 13, 2026, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in a private placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants.

Total transaction costs incurred amounted to $18,075,702, consisting of $4,000,000 of cash underwriting fees, $9,800,000 of deferred underwriting fees, $1,283,702 of other offering costs, and $2,992,000 aggregate fair value of the 1,600,000 Founder Shares issued to non-managing sponsor investors at $1.87 per share.

Following the closing of the Initial Public Offering on July 13, 2026 and the concurrent sale of the Private Placement Warrants, $230,000,000 ($10.00 per Unit) consisting of the proceeds from the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was deposited into the Trust Account, with Continental Stock Transfer & Trust Company acting as trustee.

On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The underwriters are entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters in cash at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to deferred underwriting fees of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $9,800,000 in the aggregate, payable upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement executed on July 10, 2026.

Subsequently, on July 13, 2026, the Company borrowed a total of $156,280 under the Note, which became due and payable upon the closing of the Initial Public Offering. On July 17, 2026, the Company settled the outstanding borrowings in full under the Note. Borrowings under the Note are no longer available as of the closing of the Initial Public Offering.

In connection with the closing of the Initial Public Offering and concurrent Private Placement, the Sponsor owed the Company $1,910,000 related to its purchase of Private Placement Warrants. As of July 13, 2026, the Company also had outstanding borrowings of $156,280 under the Promissory Note payable to the Sponsor. On July 17, 2026, these balances were offset and the Sponsor remitted the resulting net amount of $1,753,720 to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Samos Energy Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Samos Energy Acquisition Sponsor, LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements relate to future events or future performance and are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including the “Risk Factors” section of the Company’s final prospectus for its Initial Public Offering filed with the Securities and Exchange Commission on July 14, 2026. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on January 27, 2026, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 27, 2026 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses on prospective business combination targets.

For the period from January 27, 2026 (inception) through March 31, 2026, we had a net loss of $28,393, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor, and borrowings from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering (“Cantor”), at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in a private placement.

Following the Initial Public Offering, full exercise of the over-allotment option, and portion of the proceeds from the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred total transaction costs of $18,075,702, consisting of $4,000,000 of cash underwriting fees, $9,800,000 of deferred underwriting fees, $1,283,702 of other offering costs, and $2,992,000 aggregate fair value of the 1,600,000 Founder Shares issued to non-managing sponsor investors at $1.87 per share.

For the period from January 27, 2026 (inception) through March 31, 2026, net cash used in operating activities was $53,170, which is composed of net loss of $28,393 and changes in operating assets and liabilities of $24,777.

We may withdraw interest earned from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting discounts and commissions), to complete our Initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including the exercise price, exercisability, and the exercise period. The terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor commencing on July 10, 2026, the date on which the Company’s securities are first listed on the New York Stock Exchange (“NYSE”), through the earlier of the Company’s consummation of its Initial Business Combination or its liquidation, to reimburse the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. As of March 31, 2026, no amount has been incurred and accrued for these services.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On July 13, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters are entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid to the underwriters in cash at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to deferred underwriting fees of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $9,800,000 in the aggregate payable upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement executed on July 10, 2026.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures included in this Quarterly Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Quarterly Report under Item 1. “Financial Statements”, which Management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer (our “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period from January 27, 2026 (inception) through March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our final prospectus under the heading “Risk Factors” for our Initial Public Offering filed with the SEC on July 14, 2026, which risk factors are incorporated herein by reference. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the quarterly period covered by this Quarterly Report, on July 13, 2026, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-296771). The Securities and Exchange Commission declared the registration statement effective on July 9, 2026.

Simultaneously with the closing of the Initial Public Offering, our Sponsor and Cantor pursuant to written agreements, purchased in a private placement an aggregate of 6,000,000 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or Cantor or their permitted transferees, the Private Placement Warrants (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Initial Business Combination, (iii) may be exercised by the holders on cashless basis, (iv) are entitled to registration rights, and (v) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

Of the net proceeds received from the Initial Public Offering, the exercise of the over-allotment option, and portion of the proceeds from the sale of Private Placement Warrants, an aggregate of $230,000,000 was placed in the Trust Account.

We incurred total transaction costs amounting to $18,075,702, consisting of $4,000,000 of cash underwriting fees, $9,800,000 of deferred underwriting fees, $1,283,702 of other offering costs, and $2,992,000 aggregate fair value of the 1,600,000 Founder Shares issued to non-managing sponsor investors at $1.87 per share.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 10, 2026, between the Company and Cantor (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
4.1	Public Warrant Agreement, dated July 10, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
4.2	Private Warrant Agreement, dated July 10, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.1	Letter Agreement, dated July 10, 2026, among the Company, its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.2	Investment Management Trust Agreement, dated July 10, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.3	Registration Rights Agreement, dated July 10, 2026, among the Company, the Sponsor and Cantor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.4	Administrative Support Agreement, dated July 10, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.5	Sponsor Private Placement Warrants Purchase Agreement, dated July 10, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.6	Private Placement Warrants Purchase Agreement, dated July 10, 2026, between the Company and Cantor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMOS ENERGY ACQUISITION CORPORATION

Date: August 24, 2026	By:	/s/ Jacques Tohme
	Name:	Jacques Tohme
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 24, 2026	By:	/s/ Trent Kososki
	Name:	Trent Kososki
	Title:	Chief Financial Officer, Chief Accounting Officer, and Secretary
(Principal Financial and Accounting Officer)