Form 10-Q
period 2026-06-30
Samos Energy Acquisition Corp
filed 2026-08-24
CIK 2125567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

SAMOS ENERGY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

ASSETS
Current assets
Cash	$—
Prepaid expenses	—
Total Current Assets	—

Deferred offering costs	$1,008,929
TOTAL ASSETS	$1,008,929

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities
Current liabilities
Accrued expenses	$13,106
Accrued offering costs	198,279
Promissory note – related party	93,088
Total current liabilities	304,473

Deferred legal fees	741,596
Total Liabilities	1,046,069

Commitments and Contingencies (Note 5)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(62,140)
Total Shareholder’s Deficit	(37,140)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$1,008,929

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH
	JUNE 30, 2026	JUNE 30, 2026
Formation, general, and administrative costs	$33,747	$62,140
Loss from operations	(33,747)	(62,140)

Net loss	$(33,747)	$(62,140)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	5,000,000	5,000,000

Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 27, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(28,393)	(28,393)

Balance – March 31, 2026	—	—	5,750,000	575	24,425	(28,393)	(3,393)

Net loss	—	—	—	—	—	(33,747)	(33,747)

Balance – June 30, 2026	—	$—	5,750,000	$575	$24,425	$(62,140)	$(37,140)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(62,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	13,106
Net cash used in operating activities	(49,034)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note – related party	93,088
Payment of deferred offering costs	(69,054)
Net cash provided by financing activities	49,034

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$198,279
Deferred offering costs included in deferred legal fees	$741,596

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from January 27, 2026 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account

Following the closing of the Initial Public Offering on July 13, 2026 and the concurrent sale of the Private Placement Warrants, $230,000,000 ($10.00 per Unit) consisting of the proceeds from the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was deposited into the United States (“U.S.”)-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations or in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

JUNE 30, 2026

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

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (cont.)

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

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the issuance of Founder Shares (as defined in Note 4) and borrowings under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of June 30, 2026, the Company had no cash and a working capital deficit of $304,473.

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

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 14, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 21, 2026. The interim results for the three months ended June 30, 2026 and for the period from January 27, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of June 30, 2026.

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants

The Company will evaluate the Public and Private Warrants issued in connection with its Initial Public Offering and related private placement under the guidance of FASB ASC Topic 815, “Derivatives and Hedging” and FASB ASC Topic 480, to determine the appropriate classification upon issuance. As of June 30, 2026, no warrants had been issued or were outstanding.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

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

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Class B Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares for periods presented were reduced for the effect of an aggregate of 750,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 4). For the three months ended and for the period from January 27, 2026 (inception) through June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share.

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). FASB ASC Topic 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statement.

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

JUNE 30, 2026

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

Promissory Note — Related Party

On March 4, 2026, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of (i) 180 days or (ii) the consummation of the Initial Public Offering. As of June 30, 2026, there was $93,088 outstanding under the Promissory Note. Subsequently, on July 13, 2026, the Company borrowed a total of $156,280 under the Note, which became due and payable upon the closing of the Initial Public Offering. On July 17, 2026, the Company settled the outstanding borrowings in full under the Note. Borrowings under the Note are no longer available as of the closing of the Initial Public Offering.

Administrative Support Agreement

Subsequent to June 30, 2026, the Company entered into an agreement with the Sponsor commencing on July 10, 2026, the date on which the Company’s securities are first listed on the New York Stock Exchange (“NYSE”), through the earlier of the Company’s consummation of Initial Business Combination or its liquidation, to reimburse the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. As of June 30, 2026, no amount had been incurred and accrued for these services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including the exercise price, exercisability, and the exercise period. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The underwriters are entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option) which was paid to the underwriters in cash at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to deferred underwriting fees of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $9,800,000 in the aggregate payable upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement executed on July 10, 2026.

Deferred Legal Fees

As of June 30, 2026, the Company had a total of $741,596 of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal counsel upon consummation of an Initial Business Combination. The deferred legal fees are classified as a non-current liability in the accompanying unaudited condensed balance sheet.

Note 6 — Shareholder’s Deficit

Preference shares

The Company is authorized to issue a total of 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 4, 2026, the Company issued an aggregate of 5,750,000 Class B ordinary shares in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor. The Founder Shares include an aggregate of up to 750,000 shares that were subject to forfeiture by the holders thereof depending on the extent that the over-allotment option was not exercised in full by the underwriters. On July 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture. As of June 30, 2026, there were 5,750,000 Class B ordinary shares issued and outstanding.

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 6 — Shareholder’s Deficit (cont.)

Warrants

As of June 30, 2026, no warrants had been issued or were outstanding. Subsequent to June 30, 2026, in connection with the Initial Public Offering and concurrent private placement completed on July 13, 2026, the Company issued Public Warrants and Private Placement Warrants.

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

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 6 — Shareholder’s Deficit (cont.)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

June 30, 2026
Deferred offering costs	$1,008,929

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Segment Information (cont.)

	For the Three Months Ended June 30, 2026	For the Period from January 27, 2026 (Inception) through June 30, 2026
Formation, general, and administrative costs	$33,747	$62,140

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete an Initial Business Combination or similar transaction within 24-month period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

SAMOS ENERGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 8 — Subsequent Events (cont.)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 27, 2026 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses on prospective business combination targets.

For the three months ended June 30, 2026, we had a net loss of $33,747, which consisted of formation, general, and administrative costs.

For the period from January 27, 2026 (inception) through June 30, 2026, we had a net loss of $62,140, which consisted of formation, general, and administrative costs.

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

For the period from January 27, 2026 (inception) through June 30, 2026, net cash used in operating activities was $49,034. Net loss of $62,140 was partially offset by changes in accrued expenses of $13,106.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including the exercise price, exercisability, and the exercise period. The terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor commencing on July 10, 2026, the date on which the Company’s securities are first listed on the New York Stock Exchange (“NYSE”), through the earlier of the Company’s consummation of its Initial Business Combination or its liquidation, to reimburse the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. As of June 30, 2026, no amount has been incurred and accrued for these services.

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

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures included in this Quarterly Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Quarterly Report under Item 1. “Financial Statements”, which Management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 10, 2026, between the Company and Cantor (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
4.1	Public Warrant Agreement, dated July 10, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
4.2	Private Warrant Agreement, dated July 10, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.1	Letter Agreement, dated July 10, 2026, among the Company, its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.2	Investment Management Trust Agreement, dated July 10, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.3	Registration Rights Agreement, dated July 10, 2026, among the Company, the Sponsor and Cantor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.4	Administrative Support Agreement, dated July 10, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.5	Sponsor Private Placement Warrants Purchase Agreement, dated July 10, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.6	Private Placement Warrants Purchase Agreement, dated July 10, 2026, between the Company and Cantor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

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